Form 10-K
period 1996-12-31
PRUDENTIAL BANK & TRUST CO /GA/
filed 1997-03-27
CIK 886193

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.  20549

            FORM 10-K

            (Mark One) [      X	]	ANNUAL REPORT
            PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934  [FEE
            REQUIRED]

            For the fiscal year ended December 31,
            1996

            OR

            [	]	TRANSITION REPORT PURSUANT TO
            SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

            For the transition period from
              to

            Commission file number 33-47311


            PB & T MASTER CREDIT CARD TRUST (Exact
            name of registrant as specified in its
            charter)

            Georgia
            58-0513395 State or
            other jurisdiction of incorporation
            or		(I.R.S. Employer Identification
            No.) organization

            One Ravinia Drive, Ste. 1000 Atlanta,
            GA		30346 (Address of principal
            executive offices)			(Zip Code)

            Registrant's telephone number, including
            area code		(770) 551-6700 Securities
            registered pursuant to Section 12(b) of
            the Act:

            Title of each class			Name of
            each exchange on which registered

            Series 1992 - A Asset Backed
            Certificates



            Securities registered pursuant to
            section 12(g) of the Act:


            (Title of class)


            (Title of class)

            Indicate by check mark whether the
            registrant (1) has filed all reports
            required to be filed by Section 13 or
            15(d) of the Securities Exchange Act of
            1934 during the preceding 12 months ( or
            for such shorter period that the
            registrant was required to file such
            reports), and (2) has been subject to
            such filing requirements for the past 90
            days.  Yes         X	    No

            Indicate by check mark if disclosure of
            delinquent filers pursuant to Item 405
            of Regulation S-K (Section 229.405 of
            this chapter) is not contained herein,
            and will not be contained, to the best
            of registrant's knowledge, in definitive
            proxy or information statements
            incorporated by reference in Part III of
            this Form 10-K or any amendment to this
            Form 10-K.  [     ] PB & T MASTER CREDIT
            CARD TRUST

            1996 FORM 10-K ANNUAL REPORT

            TABLE OF CONTENTS



            PART I PAGE ITEM
            1.	Business.......	1
            ITEM
            2.	Properties........	1
            ITEM 3. 	Legal
            Proceedings.............	1
            ITEM 4.	Submission of Matters to a
            Vote of Security
            Holders............	1



            PART II

            ITEM 5. 	Market for the Registrant's
            Common Stock and Related Stockholder
            Matters..............	1 ITEM
            6.	Selected Financial
            Data...........	1
            ITEM 7.	Management's Discussion and
            Analysis of Financial Condition and
            Results of Operation.......	1 ITEM
            8.	Financial Statements and
            Supplementary
            Data........	1
            ITEM 9.	Changes in and Disagreements
            with Accountants on Accounting and
            Financial Disclosure......	1



            PART III

            ITEM 10.	Directors and Executive
            Officers of the
            Registrant.........	2
            ITEM 11.	Executive
            Compensation.....	2
            ITEM 12.	Security Ownership of
            Certain Beneficial Owners and
            Management.......	2
            ITEM 13.	Certain Relationships and
            Related
            Transactions......	2



            PART IV

            ITEM 14.	Exhibits, Financial
            Statement Schedules and Reports on Form
            8-K......	2



            SIGNATURES

            Signatures	......	5

            PART I

            Item 1.	Business. Not Applicable.

            Item 2.	Properties. Not Applicable.

            Item 3.	Legal Proceedings. The
            Servicer is not aware of any material
            pending legal proceedings involving
            either the Registrant, the Seller or the Servicer with respect to the
            Certificates or the Registrant's
            property.

            Item 4.	Submission of Matters to a
            Vote of Certificateholders. None.

            PART II

            Item 5.	Market for Registrant's
            Common Equity and Related Stockholder
            Matters. The Series 1992-A Asset Backed
            Certificates amortized on July 14th,
            	1996.  While they were outstanding,
            there was no established trading
            	market for the Certificates.  From
            time to time, certain underwriters
            	of the initial public offering of
            the Certificates made bids for the
            	Certificates in the over-the-counter
            market.

            Item 6.	Selected Financial Data. Not
            Applicable.

            Item 7.	Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations. Not Applicable.

            Item 8.	Financial Statements and
            Supplementary Data. Not Applicable.

            Item 9.	Changes in and Disagreements
            with Accountants on Accounting and
            Financial Disclosure. None.  PART III

            Item 10.	Directors and Executive
            Officers of the Registrant. Not
            Applicable.

            Item 11.	Executive Compensation. Not
            Applicable.

            Item 12.	Security Ownership of
            Certain Beneficial Owners and
            Management. The Series 1992A Asset
            Backed Certificates amortized on July
            14th, 	1996.  The Certificates
            representing investors' interests in the
            Trust 	were represented by a single
            Certificate registered in the name of
            	Cede & Co., the nominee of the
            Depository Trust Company ("DTC"), and
            	an investor holding an interest in
            the Trust was not entitled to
            	receive a Certificate representing
            interest except in certain limited
            	circumstances.  Accordingly, Cede &
            Co. was the sole holder of record 	of
            Certificates.

            Item 13.	Certain Relationships and
            Related Transactions. None.

            PART IV

            Item 14.	Exhibits, Financial
            Statement Schedules, and Reports on Form
            8-K.

            (a)	List the following documents
            filed as part of the report:

            (1)	Financial Statements

            Not Applicable
(2)	The Trust is
            operating under a calendar year end of
            June 30 and is obligated to prepare an
            Annual Statement to the
            Certificateholders as of that date each
            year.

            (3)	As previously stated, the Trust
            is operating under a 	calendar year
            end of June 30.  The Annual
            	Statement to the Certificateholders
            pertaining to the 	compliance of the
            Servicer with its servicing
            	obligations pursuant to the
            Agreement is filed with 	the
            Commission as of that date.

            (b)	The Registrant filed the
            following current reports on Form 8-K
            during 1996:

            Date of Report				Items
            Covered

            January 12, 1996	Item 7	-	Statement
            to Certificateholders with respect to
            the distribution on January 15, 1996.

            February 15, 1996	Item 7	-	Statement
            to Certificateholders with respect to
            the distribution on February 15, 1996.

            March 15, 1996		Item 7	-	Statement to
            Certificateholders with respect to the
            distribution on March 15, 1996.

            March 18, 1996		Item 4	-	Change
            in Registrant's Certifying Accountant
            with respect to Previous Independent
            Accountants.

            April 15, 1996		Item 7	-	Statement to
            Certificateholders with respect to the
            distribution on April 15, 1996.


            May 15, 1996		Item 7	-	Statement to
            Certificateholders with respect to the
            distribution on May 15, 1996.

            May 16, 1996		Item 4	-	Change
            in Registrant's Certifying Accountant
            with respect to New Independent
            Accountants.

            June 14, 1996		Item 7	-	Statement to
            Certificateholders with respect to the
            distribution on June 15, 1996.

            July 15, 1996		Item 7	-	Statement to
            Certificateholders with respect to the
            distribution on July 14, 1996.



            c)	None.

            (d)	Not Applicable.




            SIGNATURES



            Pursuant to the requirements of Section
            13 or 15(d) of the Securities Exchange
            Act of 1934, the Servicer has duly
            caused this report to be signed on
            behalf of the PBT Master Credit Card
            Trust 1992-A by the undersigned,
            thereunto duly authorized.




            THE PRUDENTIAL BANK AND TRUST COMPANY as
            Servicer of and on behalf of the

            PBT MASTER CREDIT CARD TRUST 1992-A
            (Registrant)



            Date:	March 27, 1997		By: Richard C.
            Keene Vice President and Comptroller