Form 10-K
period 1996-12-31
PRUDENTIAL BANK & TRUST CO /GA/
filed 1997-03-27
CIK 886193

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

            For the transition period from
              to

            Commission file number 33-80768


            PB & T MASTER CREDIT CARD TRUST II
            (Exact name of registrant as specified
            in its charter)

            Georgia
            58-0513395 State or
            other jurisdiction of incorporation
            or		(I.R.S. Employer Identification
            No.) organization

            One Ravinia Drive, Ste 1000 Atlanta,
            GA		30346 (Address of principal
            executive offices)			(Zip Code)

            Registrant's telephone number, including
            area code		(770) 551-6700 Securities
            registered pursuant to Section 12(b) of
            the Act:

            Title of each class			Name of
            each exchange on which registered

            Series 1994 - A Asset Backed
            Certificates



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

            Indicate by check mark if disclosure of
            delinquent filers pursuant to Item 405
            of Regulation S-K (Section 229.405 of
            this chapter) is not contained herein,
            and will not be contained, to the best
            of registrant's knowledge, in definitive
            proxy or information statements
            incorporated by reference in Part III of
            this Form 10-K or any amendment to this
            Form 10-K.  [     ] PB & T MASTER CREDIT
            CARD TRUST II

            1996 FORM 10-K ANNUAL REPORT

            TABLE OF CONTENTS



            PART I PAGE ITEM
            1.	Business.....	1
            ITEM
            2.	Properties....	1
            ITEM 3. 	Legal
            Proceedings......	1
            ITEM 4.	Submission of Matters to a
            Vote of Security
            Holders.......	1



            PART II

            ITEM 5. 	Market for the Registrant's
            Common Stock and Related Stockholder
            Matters................	1 ITEM
            6.	Selected Financial
            Data.......	1
            ITEM 7.	Management's Discussion and
            Analysis of Financial Condition and
            Results of Operation.......	1 ITEM
            8.	Financial Statements and
            Supplementary
            Data.................	1
            ITEM 9.	Changes in and Disagreements
            with Accountants on Accounting and
            Financial Disclosure......	1



            PART III

            ITEM 10.	Directors and Executive
            Officers of the
            Registrant........	2
            ITEM 11.	Executive
            Compensation......	2
            ITEM 12.	Security Ownership of
            Certain Beneficial Owners and
            Management.....	2
            ITEM 13.	Certain Relationships and
            Related
            Transactions.....	2



            PART IV

            ITEM 14.	Exhibits, Financial
            Statement Schedules and Reports on Form
            8-K.......	2



            SIGNATURES

            Signatures	.....	4

            PART I

            Item 1.	Business. Not Applicable.

            Item 2.	Properties. Not Applicable.

            Item 3.	Legal Proceedings. The
            Servicer is not aware of any material
            pending legal proceedings involving
            either the Registrant, the Seller or the Servicer with respect to the
            Certificates or the Registrant's
            property.

            Item 4.	Submission of Matters to a
            Vote of Certificateholders. None.

            PART II

            Item 5.	Market for Registrant's
            Common Equity and Related Stockholder
            Matters. At the present time, there is
            no established trading market for the
            Certificates.  From time to time,
            certain underwriters of the initial
            public offering of the Certificates make bids for the Certificates in the over-the-counter market. The Trust and
            The Prudential Bank and Trust Company,
            Servicer, understand that during the
            period commencing on January 1, 1996 and ending on December 31, 1996, bids for a Certificate ranged from $100-08 to
            $100-14.

            Item 6.	Selected Financial Data. Not
            Applicable.

            Item 7.	Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations. Not Applicable.

            Item 8.	Financial Statements and
            Supplementary Data. Not Applicable.

            Item 9.	Changes in and Disagreements
            with Accountants on Accounting and
            Financial Disclosure. None.  PART III

            Item 10.	Directors and Executive
            Officers of the Registrant. Not
            Applicable.

            Item 11.	Executive Compensation. Not
            Applicable.

            Item 12.	Security Ownership of
            Certain Beneficial Owners and
            Management. The Certificates
            representing investors' interests in the
            Trust are represented by a single
            Certificate registered in the name of
            Cede & Co., the nominee of the
            Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing interest except in certain limited circumstances.
            Accordingly, Cede & Co. is the sole
            holder of record of Certificates, which
            it held on behalf of 30 brokers,
            dealers, banks and other direct
            participants in the DTC system at
            December 31, 1996.  Such direct
            participants may hold Certificates for
            their own accounts or for the accounts
            of their customers.  At December 31,
            1996, six of the direct participants
            held positions in Certificates
            representing interests in the Trust
            equal to or exceeding 5% of the
            $450,000,000 total principal amount of
            Certificates outstanding on that date.

            Item 13.	Certain Relationships and
            Related Transactions. None.

            PART IV

            Item 14.	Exhibits, Financial
            Statement Schedules, and Reports on Form
            8-K.

            (a)	List the following documents
            filed as part of the report:

            (1)	Financial Statements

            Not Applicable
(2)	The Trust is
            operating under a calendar year end of
            August 10th and is obligated to prepare
            an Annual Statement to the
            Certificateholders as of that date each
            year.

            (3)	As previously stated, the Trust
            is operating under a calendar year end
            of August 10.  The Trust will receive
            its' Annual Servicing Report pertaining
            to the compliance of the Servicer with
            its' servicing obligation pursuant to
            the Agreement as of that date.  The
            Registrant will file a form 8-K with the Commission upon receipt of the Annual
            Servicing Report.

            (b)	The Registrant filed the
            following current reports on Form 8-K
            during 1996:

            Date of Report				Items
            Covered

            January 12, 1996	Item 7	-	Statement
            to Certificateholders with respect to
            the distribution on January 15, 1996.

            February 15, 1996	Item 7	-	Statement
            to Certificateholders with respect to
            the distribution on February 15, 1996.

            March 15, 1996		Item 7	-	Statement to
            Certificateholders with respect to the
            distribution on March 15, 1996.

            March 18, 1996		Item 4	-	Change
            in Registrant's Certifying Accountant
            with respect to Previous Independent
            Accountants.

            April 15, 1996		Item 7	-	Statement to
            Certificateholders with respect to the
            distribution on April 15, 1996.

            May 15, 1996		Item 7	-	Statement to
            Certificateholders with respect to the
            distribution on May 15, 1996.

            May 16, 1996		Item 4	-	Change
            in Registrant's Certifying Accountant
            with respect to New Independent
            Accountants.

            June 14, 1996		Item 7	-	Statement to
            Certificateholders with respect to the
            distribution on June 15, 1996.

            July 15, 1996		Item 7	-	Statement to
            Certificateholders with respect to the
            distribution on July 15, 1996.

            August 15, 1996		Item
            7	-	Statement to Certificateholders
            with respect to the distribution on
            August 15, 1996.

            September 13, 1996	Item 7	-	Statement
            to Certificateholders with respect to
            the distribution on September 15, 1996.

            October 15, 1996	Item 7	-	Statement
            to Certificateholders with respect to
            the distribution on October 15, 1996.

            November 15, 1996	Item 7	-	Statement
            to Certificateholders with respect to
            the distribution on November 15, 1996.

            December 13, 1996	Item 7	-	Statement
            to Certificateholders with respect to
            the distribution on December 15, 1996.

            (c)	None.

            (d)	Not Applicable.



            SIGNATURES



            Pursuant to the requirements of Section
            13 or 15(d) of the Securities Exchange
            Act of 1934, the Servicer has duly
            caused this report to be signed on
            behalf of the PBT Master Credit Card
            Trust II 1994-A by the undersigned,
            thereunto duly authorized.




            THE PRUDENTIAL BANK AND TRUST COMPANY as
            Servicer of and on behalf of the

            PBT MASTER CREDIT CARD TRUST II 1994-A
            (Registrant)



            Date:	March 27, 1997		By: Richard C.
            Keene Vice President and Comptroller