Form 10-K
period 1997-12-31
PRUDENTIAL BANK & TRUST CO /GA/
filed 1998-03-31
CIK 886193

PB & T MASTER CREDIT CARD TRUST II

            1997 FORM 10-K ANNUAL REPORT

            TABLE OF CONTENTS



            PART I PAGE ITEM
            1.	Business......................................1
            ITEM
            2.	Properties.............................................1
            1 ITEM 3.	Legal
            Proceedings.........................................1
            ITEM 4.	Submission of Matters to a
            Vote of Security
            Holders....................................................1




            PART II

            ITEM 5.	Market for the Registrant's
            Common Stock and Related Stockholder
            Matters................	       1 ITEM
            6.	Selected Financial
            Data........................................................1
            1 ITEM 7.	Management's Discussion and
            Analysis of Financial Condition and
            Results of Operation. 2 ITEM
            8.	Financial Statements and
            Supplementary
            Data.............................................................2
            ITEM 9.	Changes in and Disagreements
            with Accountants on Accounting and
            Financial Disclosure. 2



            PART III

            ITEM 10.	Directors and Executive
            Officers of the
            Registrant..................................2
            ITEM 11.	Executive
            Compensation..........................................2
            ITEM 12.	Security Ownership of
            Certain Beneficial Owners and
            Management..............................2
            ITEM 13.	Certain Relationships and
            Related
            Transactions..................................................2




            PART IV

            ITEM 14.	Exhibits, Financial
            Statement Schedules and Reports on Form
            8-K................................ 3



            SIGNATURES

            Signatures	......................................6





            SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.  20549

            FORM 10-K

            (Mark One) [      X	]	ANNUAL REPORT
            PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934  [FEE
            REQUIRED]

            For the fiscal year ended December 31,
            1997

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


            EXHIBIT B






            MONTHLY PAYMENT INSTRUCTIONS AND
            NOTIFICATION TO THE TRUSTEE


            THE PRUDENTIAL BANK AND TRUST COMPANY



            PB&T MASTER CREDIT CARD TRUST II

            SERIES 1994-A


            The undersigned, a duly authorized
            representative of The Prudential Bank
            and Trust Company ("PB&T"), as Servicer
            pursuant to the Pooling and Servicing
            Agreement dated as of August 1, 1994, as amended July 31, 1997, and the Series
            1994-A Supplement dated as of August 10,
            1994, as amended July 31, 1997,
            (collectively, the "Pooling and
            Servicing Agreement") by and between
            PB&T and Bankers Trust as trustee, (the
            "Trustee"), does hereby certify as
            follows:

            A)	Capitalized terms used in this
            notice have their respective meanings
            set forth in the Pooling and Servicing
            Agreement; provided, that the "Preceding
            Monthly Period" shall mean the Monthly
            Period immediately preceding the
            calendar month in which this notice is
            delivered. References herein to certain sections and subsections are references to the respective sections and subsections of the Pooling and Servicing
            Agreement.  This notice is delivered
            pursuant to Section 4.08 of the Pooling
            and Servicing Agreement.

            B)	PB&T is the Servicer under the
            Pooling and Servicing Agreement.

            C)	The undersigned is a Servicing
            Officer.

            D)	The date of this notice is a
            Determination Date under the Pooling and Servicing Agreement.


            I.	INSTRUCTION TO MAKE A WITHDRAWAL

            Pursuant to Section 4.08, the Servicer
            does hereby instruct the Trustee (i) to
            make a withdrawal from the Defeasance
            Account on		15-Jan-98	, which
            date is a Transfer Date under the
            Pooling and Servicing			Agreement, in
            an aggregate amount as set forth below
            in respect to
            the				following amounts and
            (ii) to apply the proceeds of such
            withdrawal in accordance with Section
            4.08:

            A) 	Pursuant to subsection 4.08 (a):
            (1) Interest at the Certificate Rate for
            the preceding Interest Period on the
            Investor Interest
            .......................	$2,481,937.50

            (2) Deficiency Amounts
            ......................$0.00

            B)	Pursuant to subsection 12.05:

            (1) Pay to the
            Seller........................$0.00

            Total
            .......................................$0.00



            II.	ACCRUED AND UNPAID AMOUNTS

            After giving effect to the withdrawals
            and transfers to be made in accordance
            with this notice, the following amounts
            will be accrued and unpaid with respect
            to all Monthly Periods preceding the
            current calendar month:


            A)	Subsection 4.08 (a): The aggregate
            amount of all Deficiency Amounts
            .....................................$0.00

            IN WITNESS WHEREOF, the undersigned has
            duly executed this certificate this
            fifth day of		Jan-98


            THE PRUDENTIAL BANK AND TRUST COMPANY,
            Servicer


            By: Name:   Robert R. Wood	Joel L.
            Rosenberg Title:Senior Vice President

            B-2


            B-3

            MONTHLY CERTIFICATEHOLDER'S STATEMENT


            SERIES 1994-A

            THE PRUDENTIAL BANK & TRUST COMPANY


            PB&T MASTER CREDIT CARD TRUST II



            Under Section 5.02 of the Pooling and
            Servicing Agreement dated as of August
            1, 1994, as amended July 31, 1997, and
            the Series 1994-A Supplement dated
            August 10, 1994, as amended July 31,
            1997, (collectively, the "Pooling and
            Servicing Agreement") by and between The
            Prudential Bank & Trust Company ("PB&T")
            and Bankers Trust, as trustee (the
            "Trustee"), PB&T, as Servicer, is
            required to prepare certain information
            each month regarding current
            distributions to Series 1994-A
            Certificateholders and the performance
            of the PB&T Master Credit Card Trust
            (the "Trust") during the previous month.
            The information which is required to be
            prepared with respect to the
            Distribution Date of 		15-Jan-98	 and
            with respect to the performance of the
            Trust during the month of Dec-97	 is
            set forth below. Certain information is
            presented on the basis of an amount of
            $1,000 per series 1994-A Certificate (a
            "Certificate").  Certain other
            information is presented based on the
            aggregate amounts for the Trust as a
            whole. Capitalized terms used in this
            Statement have their respective meanings set forth in the Pooling and Servicing
            Agreement.

            A.	Information Regarding the Current
            Monthly Distribution (Stated on the
            basis of $1,000 Original Certificate
            Principal Amount.)

            1.	The total amount of the
            distribution to Certificateholders on
            15-Jan-98 per $1,000 original
            certificate principal amount
            ......................................$5.52

            2.	The amount of the distribution set
            forth in paragraph 1 above in respect of
            interest on the Certificates, per $1,000
            original certificate principal amount
            ................					$5.52

            3.	The amount of the distribution set
            forth in paragraph 1 above in respect of
            principal of the Certificate, per $1,000
            original certificate principal amount
            ................					$0.00








            B.	Information Regarding the
            Performance of the Trust

            1.	Permitted Investments Outstandings

            The aggregate amount in the Distribution
            Account of sales and maturities and
            interest payments , allocated in respect of the Certificates$2,481,937.50

            2.	Deficit Controlled Amortization
            Amount	$0.00




            THE PRUDENTIAL BANK AND TRUST COMPANY,
            Servicer


            By: Name:  Joel L. Rosenberg Title:
            Senior Vice President



            C-2 Schedule - to Monthly Servicer's
            Certificate with respect to the Series
            1994-A Certificates


            THE PRUDENTIAL BANK & TRUST COMPANY
            ___________________________________________________

            PB&T MASTER CREDIT CARD TRUST II, SERIES
            1994-A
            ___________________________________________________

            1.	Amount available in Distribution
            Account on
            15-Jan-98	:				$2,481,937.50

            2.	The
            amount of interest payable to the Series
            1994-A Certificateholders on the
            Distribution Date in the current
            calendar month is equal to
            ..............................................$2,481,937.50

            3.	The amount of principal payable to
            the Series 1994-A Certificateholders on
            the Distribution Date in the current
            calendar month is equal to
            ..............................................$0.00

            4.	The sum of all amounts payable to
            the Series 1994-A Certificateholders on
            the Distribution Date in the current
            calendar month is equal to
            ..............................................$2,481,937.50

            5.	To the knowledge of the
            undersigned, no Series 1994-A Pay Out
            event or Trust Pay Out Event has
            occurred except as described
            below:						None


            IN WITNESS WHEREOF, the undersigned has
            duly executed this certificate this
            fifth day of		Jan-98




            THE PRUDENTIAL BANK AND TRUST COMPANY,
            Servicer


            By: Name:   Joel L. Rosenberg Title:
            Senior Vice President